Form 10-K405
period 1997-12-31
CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-2
filed 1998-03-31
CIK 1036078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________.

                         Commission File number 33-99340

                   ContiMortgage Home Equity Loan Trust 1997-2
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                            16-1521364
           New York                                         16-1521366
-------------------------------                         -------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                           14240-2599
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:            Name of each exchange on which registered:

            None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-2
                                      INDEX

                                                                          Page

PART 1.................................................................... 3
   ITEM 1  - Business..................................................... 3
   ITEM 2  - Properties................................................... 3
   ITEM 3  - Legal Proceedings............................................ 3
   ITEM 4  - Submission of Matters to a Vote of Security Holders ......... 3

PART II  ................................................................. 3
   ITEM 5  - Market for Registrant's Common Stock and
             Related Stockholder Matters.................................. 3
   ITEM 6  - Selected Financial Data  .................................... 4
   ITEM 7  - Management's Discussion and Analysis of
             Financial Condition and Results of Operations ............... 4
   ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk .. 4
   ITEM 8  - Financial Statements and Supplementary Data.................. 4
   ITEM 9  - Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure....................... 4

PART III.................................................................. 4
   ITEM 10 - Directors and Executive Officers of the Registrant........... 4
   ITEM 11 - Executive Compensation....................................... 4
   ITEM 12 - Security Ownership of Certain Beneficial
             Owners and Management........................................ 4
   ITEM 13 - Certain Relationships and Related Transactions...............12

PART IV...................................................................12
   ITEM 14 - Exhibits, Financial Statement Schedules and
             Reports on Form 8-K..........................................12

SIGNATURES      ..........................................................14
INDEX TO EXHIBITS.........................................................15

                                     PART I

ITEM 1 - Business

      Not Applicable.

ITEM 2 - Properties

      Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1997-2 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated March 1, 1997, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholder Matters

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class M-1F Certificates, Class M-2F Certificates, Class B-1F Certificates, Class C Certificates, Class A-10 Certificates, Class M-1A Certificates, Class M-2A Certificates, Class B-1A Certificates ad Class A-11IO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 6, 1998, there were no holders of the Class A-1 Certificates, 12 holders of the Class A-2 Certificates, 8 holders of the Class A-3 Certificates, 5 holders of the Class A-4 Certificates, 5 holders of the Class A-5 Certificates, 8 holders of the Class A-6 Certificates, 3 holders of the Class A-7 Certificates, 6 holders of the Class A-8 Certificates, 12 holders of the Class A-9 Certificates, 2 holders of the Class M-1F Certificates, 3 holders of the Class M-2F Certificate, 2 holders of the Class B-1F Certificate, 1 holder of the Class C Certificate, 7 holders of the Class A-10 Certificates, 3 holders of the Class M-1A Certificates, 1 holder of the Class M-2A Certificate, 3 holders of the Class B-1A Certificates and 1 holder of the Class A-11IO Certificate.

ITEM 6 - Selected Financial Data

      Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not applicable.

ITEM 7A- Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1997 was $3,040,889.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 - Directors and Executive Officers of the Registrant

      Not applicable.

ITEM 11 - Executive Compensation

      Not applicable.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                        Amount Owned
                                                        ------------
               Name and Address             All Dollar Amounts Are in Thousands
               ----------------             -----------------------------------
                                                  Principal             Percent
                                                  ---------             -------

Class A-1 Certificates

- none -


Class A-2 Certificates

Bankers Trust Company                               $10,100               15.35%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank/Chemical                         5,000                7.60
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Citibank                                              6,750               10.26
P.O. Box 30576
Tampa, FL 33630-3576

Investors Fiduciary Trust Company/SSB                 6,050                9.19
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Investors Bank and Trust/M.F. Custody                 6,000                9.12
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA  02116

Northern Trust Company                                3,750                5.70
801 S. Canal C-IN
Chicago, IL  60607

SSB - Custodian                                      21,850               33.21
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Union Bank of California, N.A.                        4,300                6.53
Safekeeping Department
475 Sansome Street, 11th Floor
San Francisco, CA  94145

Class A-3 Certificates

Chase Manhattan Bank                                $55,925               49.32%
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical                        43,000               37.92
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Citibank, N.A.                                        5,900                5.20
P.O. Box 30576
Tampa, FL  33630-3576


Class A-4 Certificates

Bankers Trust Company                               $20,000               46.73%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank                                 10,000               23.26
4 New York Plaza
13th Floor
New York, NY  10004

Citibank, N.A.                                        8,500               19.86
P.O. Box 30576
Tampa, FL  33630-3576

First National Bank of Maryland                       2,800                6.54
Trust Division-Operations Dept. 101-62
25 S. Charles Street
Baltimore, MD  21201


Class A-5 Certificates

Bank of New York                                     $6,200               15.82%
925 Patterson Plank Rd.
Secaucus, NJ  07094


Bankers Trust Company                                32,000               81.63
Corporate Clearance
130 Liberty Street

New York, NY 10006


Class A-6 Certificates
----------------------

Bank of New York                                    $12,050               56.57%
925 Patterson Plank Road
Secaucus, NJ  07094

First National Bank of Maryland                       1,600                7.51
Trust Division-Operations Dept. 101-62
25 S. Charles Street
Baltimore, MD 21201

SSB Custodian                                         3,100               14.55
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA 02105-1631


Class A-7 Certificates

Bank of New York                                    $18,500               52.11%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                                 12,000               33.80
4 New York Plaza
13th Floor
New York, NY  10004

LBI-Lehman Government Securities Inc.                 5,000               14.09
200 Vesey Street
New York, NY  10285


Class A-8 Certificates

Bank of New York                                     $6,000               22.85%
925 Paterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                 5,000               19.05
c/o BT Services Tennessee, Inc.

648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                                  2,000                7.62
4 New York Plaza
13th Floor
New York, NY  10004

Citibank, N.A.                                        3,250               12.38
P.O. Box 30576
Tampa, FL  33630-3576

Morgan Stanley & Co. Incorporated                     5,000               19.05
One Pierrepont Plaza, 7th Floor
Brooklyn, NY  11201

Fifth Third Bank                                      5,000               19.05
Dept. 00850- Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263


Class A-9 Certificates

Bank of New York                                    $11,000               27.94%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                 2,000                5.08
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Corestates Bank, N.A.                                 8,195               20.81
P.O Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106-7618

SSB-Custodian                                        15,405               39.12
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class M-1F Certificates

Boston Safe Deposit and Trust Company                $9,000               38.10%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                       14,625               61.90
P.O. Box 30576
Tampa, FL  33630-3576


Class M-2F Certificates

Boston Safe Deposit and Trust Company                $7,187               23.81%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                       19,500               64.60
P.O. Box 30576
Tampa, FL  33630-3576

Salomon Brothers Inc.                                 3,500               11.59
8800 Hidden River Parkway
Tampa, FL  33637


Class B-1F Certificates

Salomon Brothers Inc.                                $4,563               70.00%
8800 Hidden River Parkway
Tampa, FL  33637

SSB-Custodian                                         2,000               30.00
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631


Class C Certificates

Contisecurities Residual Funding Corp              $835,000(1)           100.00%
277 Park Avenue
New York, NY 10172

(1) Represents the "Notional Principal Amount" of the Class C Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

Class A-10 Certificates

Bankers Trust Company                               $97,600               38.87%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank/Chemical                        45,000               17.92
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Merrill Lynch, Pierce, Fenner & Smith, Inc.          66,500               26.48
Debt Securities
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

Republic National Bank of New York                   15,000                5.97
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

SSB-Custodian                                        13,000                5.18
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631


Class M-1A Certificates

Bankers Trust Company                               $15,000               60.49%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                 4,800               19.35
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

NBD Bank Municipal Bond Department                    5,000               20.16
Attn:  Securities Dept.
611 Woodward Avenue
Detroit, MI  48266

Class M-2A Certificates

Bankers Trust Company                               $19,375              100.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


Class B-1A Certificates

Chase Manhattan Bank                                 $7,725               52.46%
4 New York Plaza
13th Floor
New York, NY  10004

Credit Suisse First Boston Corporation                5,900               40.07
c/o ADP Proxy Services

Donaldson, Lufkin and Jenrette                        1,100                7.47
Securities Corporation
1 Pershing Plaza
Jersey City, NJ  07399

Class A-11IO Certificates

Contisecurities Residual Holding Corporation       $524,923(1)           100.00%
277 Park Avenue
New York, NY 10172

(1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 - Certain Relationships and Related Transactions

      None

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1. Financial Statements:

         Not applicable.

      2. Financial Statement Schedules:

         Not applicable.

      3. Exhibits:

              Exhibit No.                            Description
              -----------                            -----------

                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.

b)    Reports on Form 8-K.

10 reports on Form 8-K has been filed by the Issuer during the period covered by this report.


                                              Items Reported/Financial
Date of Report on Form 8-K                         Statements Filed

April 15, 1997                          Trustee's Monthly Report for the March
                                        Monthly Period.

May 15, 1997                            Trustee's Monthly Report for the
                                        April Monthly Period.

June 15, 1997                           Trustee's Monthly Report for the May
                                        Monthly Period.

July 15, 1997                           Trustee's Monthly Report for the
                                        June  Monthly Period.

August 15, 1997                         Trustee's Monthly Report for the July
                                        Monthly Period.

September 15, 1997                      Trustee's Monthly Report for the
                                        August Monthly Period.

October 15, 1997                        Trustee's Monthly Report for the
                                        September Monthly Period.

November 15, 1997                       Trustee's Monthly Report for the
                                        October Monthly Period.

December 15, 1997                       Trustee's Monthly Report for the
                                        November Monthly Period.

January 15, 1998                        Trustee's Monthly Report for the
                                        December Monthly Period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            By:   CONTISECURITIES ASSET FUNDING CORP.,
                                  AS DEPOSITOR


                                  By: /s/ Peter Abeles
                                      -------------------------
                                  Name: Peter Abeles
                                  Title: President


                                  By: /s/ Robert Riedl
                                      -------------------------
                                  Name: Robert Riedl
                                  Title: Vice President, Secretary & Treasurer

Date:  March 31, 1998

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


              Exhibit No.                            Description

                 99.1                   Statement of Compliance of the Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.